Form 10-Q
period 1995-06-30
AUTOMOBILE CREDIT FINANCE VI INC
filed 1995-08-08
CIK 922053

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)


                         OF THE SECURITIES ACT OF 1934


 For the quarter ended:                                Commission File Number:
 June 30, 1995                                                       033-77932
 -------------                                                       ---------


                       AUTOMOBILE CREDIT FINANCE VI, INC.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)


 Texas                                                               75-2533095
 -----                                                               ----------
 (State or other jurisdiction                                     (IRS Employer
 of incorporation or organization)                          Identification No.)


 700 North Pearl, Suite 400, Plaza of the Americas, North Tower, Lock Box 401,
--------------------------------------------------------------------------------
                              Dallas, Texas 75201
                              -------------------
             (Address and zip code of principal executive offices)


                                 (214) 965-6000
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X    No
                                      ---       ---

                                                                Number of Shares Outstanding
                        Class                                         at July 31, 1995
                        -----                                         ----------------
       Common Stock, $1.00 par value                                      1,000

                          PART I-FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       AUTOMOBILE CREDIT FINANCE VI, INC.
                            CONDENSED BALANCE SHEETS


    ASSETS                                                                 June 30, 1995              September 30, 1994
                                                                          --------------              ------------------
                                                                             (Unaudited)
    Contract receivables, net                                                 $7,406,000                      $8,356,000

    Cash and cash equivalents                                                    145,000                          12,000

    Vehicles held for resale                                                     219,000                          48,000

    Deferred note offering costs,
           net of amortization of $213,000
           and $29,000, respectively                                             630,000                         682,000

    Loan origination costs,
           net of amortization of $179,000
           and $36,000, respectively                                             187,000                         208,000
                                                                   ---------------------            --------------------

    Total assets                                                              $8,587,000                      $9,306,000
                                                                   =====================            ====================

    LIABILITIES AND CAPITAL DEFICIT


    Notes payable to investors                                               $10,675,000                      $8,896,000

    Due to related party                                                         329,000                         532,000


    Accounts payable                                                             165,000                          82,000

    Accrued investor interest                                                    107,000                          84,000
                                                                   ---------------------            --------------------

    Total liabilities                                                         11,276,000                       9,594,000


    CAPITAL DEFICIT

    Common stock, $1.00 par value, 50,000
         shares authorized, 1,000 shares
         issued and outstanding                                                    1,000                           1,000

    Additional paid-in capital                                                     9,000                           9,000

    Accumulated deficit                                                      (2,699,000)                       (298,000)
                                                                   ---------------------            --------------------


    Total capital deficit                                                    (2,689,000)                       (288,000)
                                                                   ---------------------            --------------------

    Total liabilities and capital deficit                                     $8,587,000                      $9,306,000
                                                                   =====================            ====================



                             See accompanying notes

                       AUTOMOBILE CREDIT FINANCE VI, INC.
                       CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                              Nine Months
                                                                               Ended
                                                                            June 30, 1995
                                                                            -------------
 Interest revenue (net of loan origination cost
      amortization of $143,000)                                                $1,984,000


 Interest expense (including deferred offering
      cost amortization of $184,000)                                            1,129,000
                                                                -------------------------

 Net interest income                                                              855,000


 Provision for credit losses                                                    2,264,000
                                                                -------------------------

 Net interest loss after provision for                                        (1,409,000)
      credit losses

 General and administrative expenses                                              991,000
                                                                -------------------------


 Net loss                                                                    $(2,400,000)
                                                                =========================


                                                                          Three Months
                                                                             Ended
                                                                         June 30, 1995
                                                                         -------------


 Interest revenue (net of loan origination cost
      amortization of $49,000)                                                $677,000

 Interest expense (including deferred offering
      cost amortization of $59,000)                                            378,000
                                                                ----------------------

 Net interest income                                                           299,000

 Provision for credit losses                                                   222,000
                                                                ----------------------


 Net interest income after provision for                                        77,000
      credit losses

 General and administrative expenses                                           451,000
                                                                ----------------------


 Net loss                                                                   $(374,000)
                                                                ======================

                             See accompanying notes

                       AUTOMOBILE CREDIT FINANCE VI, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                     Nine Months
                                                                                       Ended
                                                                                    June 30, 1995
                                                                                    -------------

 OPERATING ACTIVITIES:

 Net loss                                                                            $(2,400,000)

 Adjustments to reconcile net loss to cash used in operations:
      Amortization of deferred offering cost                                              184,000
      Amortization of loan origination cost                                               143,000

      Increase in allowance for credit losses                                           2,264,000

 Changes in assets and liabilities:
      Decrease in due to related party                                                  (203,000)
      Increase in accounts payable and
           accrued interest                                                               105,000
                                                                           ----------------------

 Cash used in operations                                                                   93,000
                                                                           ----------------------



 INVESTING ACTIVITIES:
 Purchase of contract receivables                                                     (4,353,000)
 Loan origination costs                                                                 (123,000)
 Principal payments on contract receivables,
      including proceeds from sales of vehicles                                       (2,869,000)
                                                                           ----------------------


 Cash used in investing activities                                                    (1,607,000)
                                                                           ----------------------


 FINANCING ACTIVITIES:

 Notes payable proceeds                                                                 1,779,000
 Notes payable offering costs                                                           (132,000)
                                                                           ----------------------

 Cash provided by financing activities                                                  1,647,000
                                                                           ----------------------



 Change in cash and cash equivalents                                                      133,000
 Cash and cash equivalents - beginning                                                     12,000
                                                                           ----------------------
 Cash and cash equivalents - ending                                                      $145,000
                                                                           ======================

-------------------------------------------------------------------------------------------------

 SUPPLEMENTAL INFORMATION:

 Cash paid for interest                                                                  $922,000
                                                                           ======================

                             See accompanying notes

                       AUTOMOBILE CREDIT FINANCE VI, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       GENERAL INFORMATION

Automobile Credit Finance VI, Inc. (the Company), is a Texas Corporation organized on April 6, 1994 by Search Capital Group, Inc. ("Search"), who owns 100% of the Company's common stock. The Company was established to purchase retail installment sales contracts created by Search to finance sales of used automobiles and light trucks.

The information presented herein includes adjustments which the Company management believes are necessary for fair presentation of its financial position and results of operations. Substantially all of the disclosures required for annual financial reports have been omitted. These interim financial statements and related notes are unaudited, and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1994.

Search and its wholly owned subsidiaries Automobile Credit Acceptance Corporation ("ACAC"), and Consumer-Dealer AUTOCREDIT ("CDAC"), are engaged primarily in the motor vehicle receivable purchasing and servicing business. ACAC and CDAC have a network of new and used third party vehicle dealers who generate vehicle receivables and sell them to the Company or other ACAC designees.

2.       AUTOMOBILE CONTRACT NOTES OFFERING

Pursuant to an Indenture dated as of May 1, 1994, with ACAC and Texas Commerce Trust National Association (the "Trustee"), the Company offered $40,000,000 in 12% Automobile Contract Notes due June 30, 1998 (the "Notes"). The Notes require monthly interest payments payable monthly at a rate of 12% per annum, and quarterly payments of outstanding principal beginning September 15, 1997. The Company issued its first Notes on June 17, 1994, and has raised $10,675,000, through completion of the offering, December 1994.

The Indenture requires that all of the Company's excess cash flow after June 30, 1997, must be deposited into a sinking fund held by the trustee for payment of the Notes. Under the terms of the indenture, and with approval of the Trustee in the event of a default, the Company would be able to repay the Notes, in part, through sinking fund cash from collections and outstanding contracts through maturity and sales or collection of the remaining balances on outstanding contracts after maturity.

It is currently estimated that the Company will have insufficient sinking fund cash to pay the holders of the Company's notes in full, due to the collection performance of contracts owned by the Company and will be in default under the terms of the indenture on the maturity date. See further discussion in Item 2 under management's discussion of liquidity and capital resources of management's intention to convert the Company's existing notes payable into common shares and a new class of preferred shares of Search.

The Company paid its offering and organizational fees and costs out of the gross sales proceeds from the Notes. These fees and costs of $843,000 were are limited to 8% of the gross sales proceeds.

3.       INTEREST INCOME, CONTRACT RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The Company records contract purchases at cost. An initial reserve is recorded for the difference between the remaining contractual finance amount at the time of acquisition and the acquisition cost. Contractual finance charges are initially recorded to unearned interest and recorded to interest income using the interest method. The Company evaluates the impairment of loans based on contract delinquency and other factors. Reserves are established for impaired loans to reduce the net receivable to the lower of collateral value or estimated net realizable value. Interest income is not recognized on loans where concern exists about the collectibility of the account. Reserve requirements in excess of the initial reserve are provided, as needed, through a charge to provision for credit losses.

The recorded investment and related allowance for credit losses is summarized below:


                                                              As of June  30, 1995
                                                              --------------------

                                      Number of             Total                                        Net
                                       Active               Unpaid             Unearned                Contract
                                      Contracts          Installments          Interest               Receivables
                                      ---------          ------------          --------               -----------
 Impaired contracts                            317         $2,512,000            $382,000              $2,130,000

 Unimpaired contracts                        1,673         11,982,000           2,496,000               9,486,000
                                 -----------------      -------------      --------------          --------------

 Total                                       1,990        $14,494,000          $2,878,000              11,616,000
                                 =================      =============      ==============


 Allowance for credit losses                                                                            4,210,000
                                                                                                   --------------
 Contract receivables, net, after
      allowance for credit losses                                                                      $7,406,000
                                                                                                   ==============

                                                         As of  September 30, 1994
                                                         -------------------------

                                       Number of             Total                                     Net
                                        Active              Unpaid            Unearned             Contract
                                      Contracts          Installments         Interest            Receivables
                                      ---------          ------------         --------            -----------
 Impaired contracts                             92           $883,000            $196,000             $687,000

 Unimpaired contracts                        1,750         15,824,000           3,867,000           11,957,000
                                 -----------------      -------------      --------------       --------------


 Total                                       1,842        $16,707,000          $4,063,000           12,644,000
                                 =================      =============       =============

 Allowance for credit losses                                                                         4,288,000
                                                                                                --------------
 Contract receivables, net, after
     allowance for credit losses                                                                    $8,356,000
                                                                                                ==============


At June 30, 1995, maturities of existing contract receivables and projected interest income on existing receivables were as follows:

                                                      12 Months Ending June 30,
                                                      -------------------------

                                        1996                   1997                  1998                  Total
                                        ----                   ----                  ----                  -----
 Future payments
 receivable                           $7,941,000             $5,663,000            $890,000             $14,494,000


 Less unearned
 interest income                     (2,112,000)              (722,000)            (44,000)             (2,878,000)
                             -------------------   --------------------     ---------------     -------------------

                                      $5,829,000             $4,941,000            $846,000             $11,616,000
                             ===================   ====================     ===============     ===================


The above contract maturity amounts should not be regarded as a forecast of cash collections. The Company is anticipating repossession rates of 45% to 55% over the life of the loan portfolio. Management anticipates that many of the contracts will be liquidated through repossession proceeds before contract maturity. Also, a portion of the loan portfolio could be prepaid before or extended past the contract maturity date.

The change in the allowance for doubtful collections is summarized as follows:

 Balance, at September 30, 1994                                                              $4,288,000

 Allowance recorded upon acquisition of loans                                                 1,899,000


 Increase in allowance for credit losses                                                      2,264,000

 Loans charged off against allowance                                                        (4,241,000)
                                                                                            -----------

 Balance at June 30, 1995                                                                    $4,210,000
                                                                                            ===========


Most of the Company's contract receivables are due from individuals in the major metropolitan areas of Texas and other southern states. To some extent, realization of the receivables will be dependent on local economic conditions. The Company holds vehicle titles as collateral for all contract receivables until such receivables are paid in full. The contract receivables are pledged as collateral for the Company's Notes.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is an industry specific financial services company specializing in the purchase, management, and securitization of used motor vehicle receivables. These receivables are secured by medium-priced, used automobiles and light trucks which typically have been purchased by consumers with substandard credit histories at retail prices ranging from $5,000 to $10,000. The Company purchases these receivables from a network of unaffiliated new and used automobile dealers (the "Dealer Network") at discounts ranging generally from 40% to 55% of total unpaid installments, which installments include both principal and interest. The members of the Dealer Network generate the receivables and offer them for sale on a non-exclusive basis to the Company. Members forego some future profit on each receivable sold to the Company in exchange for an immediate return of their invested capital.

RESULTS OF OPERATIONS

Contract Purchases

Operational results are primarily driven by the Company's contract purchases. The Company's contract purchases by quarter were:

          Fiscal                    Fiscal
          Quarter                    Year                            Quantity                      Cost
          -------                    ----                            --------                      ----
            Q3                       1994                                  54             $     267,000
            Q4                       1994                               1,858                 9,092,000
            Q1                       1995                                 152                   620,000
            Q2                       1995                                 400                 1,687,000
            Q3                       1995                                 486                 2,046,000
                                                              ---------------       -------------------
                                     Total                              2,950             $  13,712,000
                                                              ===============       ===================



Discussion of Nine Month Period Ended June 30, 1995

The company began purchasing contracts during the third fiscal quarter of 1994. Thus, a comparison of the two fiscal quarters is not meaningful. The Company purchased 1038 contracts during the nine months ended June 30, 1995 at a cost, including loan origination fees, of $4,476,000 ($4,312 per contract).

For the nine months ended June 30, 1995, the Company had interest revenue of $1,984,000. Interest revenue is generated primarily from contract receivables. The Company began purchasing its first contracts in June of 1994.

Interest expense for the nine months ended June 30, 1995 was $1,129,000.

The provision for credit losses was $2,264,000 for the nine months ended June 30, 1995 due to deterioration in contract performance which resulted in required reserves in excess of the original allowance recorded at the contract acquisition.

For the nine months ended June 30, 1995, the Company had general and administrative expenses of $991,000. General and administrative expenses consist primarily of repossession, vehicle repair, maintenance expenses, servicing fees, bank, accounting, and attorney and trustee fees. Servicing fees are paid to ACAC monthly at the current rate of $22.30 for each receivable that is not in default.

Discussion of  Three Month Period Ended June 30, 1995

For the three months ended June 30, 1995, the Company had interest revenue of $677,000. Interest revenue is generated primarily from contract purchases and the amortization of the unearned interest.

Interest expense for the three months ended June 30, 1995 was $378,000.

The provision for credit losses was $222,000 for the three months ended June 30, 1995 due to deterioration in contract performance which resulted in reserves in excess of the original allowance recorded at acquisition.

For the three months ended June 30, 1995, the Company had general and administrative expenses of $451,000. General and administrative expenses consist primarily of repossession, vehicle repair, maintenance expenses, servicing fees, bank, accounting, and attorney and trustee fees. Servicing fees are paid to ACAC monthly at the current rate of $22.30 for each receivable that is not in default.

LIQUIDITY AND CAPITAL RESOURCES

The Company reached minimum subscription amount and began purchasing contract receivables in June 1994. The Company had completed raising the total subscription amount of $10,675,000 by December 1994 and the Company completed its initial investment of net proceeds of $9,832,000 during the first quarter of calendar 1995. By applying note proceeds, surplus cash collections, and repossession proceeds, the Company has purchased a total of $13,712,000 in contract receivables.

The Company's liquidity is a function of, among other things, cash flow from receivables owned by the Company and Company expenditures.

Based on the most recent collection performance of contracts owned by the Company, it is currently estimated that the Company may not have sufficient sinking fund cash to pay the holders of the Company's Notes in full at maturity on June 30, 1998. While the sale or collection of remaining receivables after maturity may reduce the shortfall, there can be no assurance that the Company will be able to obtain a buyer for the receivables and it is likely that the proceeds from sale or collection will not be sufficient to pay the Noteholders in full.

The Company's projected insufficient cash balance at the maturity date of the Notes payable on June 30, 1998 will constitute a default at maturity date under its Indenture agreement with Texas Commerce Bank National Association (the "Trustee"). With the occurrence of a default, the Trustee has the option to sell the Company's assets, to institute judicial proceedings to force complete or partial foreclosure of the Company, and to take any other appropriate actions to protect and enforce the rights and remedies of the Trustee and, the Company's noteholders. At the time of default, the collections from assets and sale proceeds of repossessed vehicles will be applied to the remaining balance due Noteholders after Trustee fees and expenses. Trustee expenses can include servicing, banking, legal, accounting, repossession, repair, liquidation and taxation expenditures.

Operational cash along with principal payments on contract receivables allow additional contract purchases to be made even after the initial note offering proceeds are invested. When the sinking fund begins on July 1, 1997, the cash provided by operations and principal payments on contract receivables would be deposited into a sinking fund trust account and no additional contracts would be purchased. The funds in the sinking fund would be invested until maturity at money market fund rates.

In 1994, the Company joined in a pre-existing tax benefits sharing agreement with Search. Under the terms of this agreement, the Company is required to reimburse Search for any income tax payments made by Search on the Company's behalf and to reimburse Search for the costs accruing to the Company from any tax losses or credits of Search that are used to offset the taxable income of the Company. Search is required to reimburse the Company for benefits accruing to the other participants in the sharing agreement from any tax losses or credits of the Company that are used to offset tax payments of the other participants.

Proceeds from the Company's receivables are restricted to repayment of the Notes, the payment of interest, the payment of certain allowed expenses, including servicing fees, and, until commencement of the sinking fund period, the purchase of additional receivables. The Notes require interest payments only until maturity.

Until maturity the difference between collections and interest due each month is first applied to allowed expenses of the Company (primarily repossession, repair and maintenance expenses, servicing, investor relations and purchasing fees, bank, accounting, attorney and trustee fees, and income taxes). Prior to the sinking fund period, any remaining cash flow is invested in the purchase of additional receivables. Servicing, investor relations and purchasing fees are an allowed expense of the Company and are paid to ACAC. If there is a remaining unpaid balance on the Notes after maturity, the Notes will be in default, and the Note Trustee will determine which expenses are reimbursed, including whether the Company may use contract proceeds to pay servicing, investor relations and purchasing fees to ACAC.

Management is currently pursuing a plan to convert the existing notes payable into common and preferred shares of Search. It is anticipated that both the common and the preferred shares will be fully tradable securities and that the preferred shares will pay quarterly dividends at 9% per annum. The plan would necessitate that the Company file under Chapter 11 of the United States Bankruptcy Code. An ad hoc noteholder committee has been formed to determine the terms of the conversion plan with the Company. During the period from the filing of the Chapter 11 petition until the plan is approved by the noteholders and the Bankruptcy Court has issued a final order of confirmation of a reorganization plan, the Company intends to continue to use Search to service the Company's receivables until either all of the remaining receivables are collected and any repossessed vehicles are sold or until the conversion plan is consummated. If the plan of reorganization is not approved by the Bankruptcy Court, the Company may have to seek another company to service the Company's receivables since Search has indicated that, in the absence of the conversion of the notes payable into Search common and preferred shares, it may not have sufficient resources to continue servicing the Company's receivables.

Neither Search nor any subsidiary or affiliate of Search has guaranteed repayment of the Company's Notes or has any current or future obligation to support the Company. Except for the sale and collection of the Company's receivables, the Company does not anticipate that it will have any other source of capital to satisfy the Notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                             AUTOMOBILE CREDIT FINANCE VI, INC.


DATE:  August 4, 1995                                  BY:   s/ Lucian D. Vandergrift, III
                                                             -----------------------------
                                                             Lucian D. Vandergrift, III
                                                             Reporting Officer



DATE:  August 4, 1995                                  BY:   s/ Robert D. Idzi
                                                             -----------------------------
                                                             Robert D. Idzi
                                                             Senior Vice President, Chief
                                                             Financial Officer and Treasurer
                                                             (Principal Financial Officer)


                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule.